Form 10-K
period 2013-03-31
Nissan Auto Receivables 2010-A Owner Trust; NISSAN AUTO RECEIVABLES CORP II
filed 2013-06-28
CIK 1499548, 1129068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

(E)	Item 4. Mine Safety Disclosures.

  Item 1B.                              Unresolved Staff Comments.

   Not applicable

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

  No other information.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB, Compliance with applicable Servicing Criteria

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity.  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K.  In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K.  Neither the Indenture Trustee’s Servicing Assessment Report nor the Indenture Trustee’s Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria, except as described below:

The accounts for two of the lease asset-backed securities transaction included in the Platform were not included on the list of reconciliations to be reviewed and approved by a manager in the related department.  The Servicer has since confirmed that the reconciliations were correct and that the securityholders were not impacted.  The Servicer has implemented process changes to ensure that the lapse does not reoccur going forward.

Item 1123 of Regulation AB, Servicer Compliance Statement

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing agreement (a “Compliance Statement”), signed by an authorized officer of the Servicer.  The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

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

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securityholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

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

Item 1117 of Regulation AB, Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against Nissan Motor Acceptance Corporation (“NMAC” or the “Servicer” and “Sponsor”), Nissan Auto Receivables Corporation II (the “Depositor”), U.S. Bank National Association (the “Indenture Trustee”), Wilmington Trust Company (the “Owner Trustee”), Nissan Auto Receivables 2010-A Owner Trust (the “Issuing Entity”), or any property thereof, that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificates (the “Certificates”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NISSAN AUTO RECEIVABLES 2010-A OWNER TRUST

                            By:       Nissan Motor Acceptance Corporation, Servicer

                            By: /s/ Mark Kaczynski_________________
                           Mark Kaczynski
                           President and Chief Executive Officer
                            (senior officer in charge of servicing
                              function)

Date:                      June 28, 2013

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